Form 10-K
WFRBS Commercial Mortgage Trust 2012-C9
filed 2014-03-31
CIK 1557805

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2013

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

      The Royal Bank of Scotland plc
      Wells Fargo Bank, National Association
      Liberty Island Group I LLC
      C-III Commercial Mortgage LLC
      Basis Real Estate Capital II, LLC
      (exact names of the sponsors as specified in their charters)



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


 Registrant's telephone number, including area code: (203) 897-2700




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

  Not applicable.

  EXPLANATORY NOTES

  Midland Loan Services, a Division of PNC Bank, National Association ("Midland") acted as special servicer under the Pooling and Servicing Agreement from January 1, 2013 through December 12, 2013, the date as of which Midland was replaced as special servicer. Included in this Annual Report on Form 10-K for such period as Exhibits 33.3, 34.3 and 35.1 are an assessment of compliance with applicable servicing criteria, an accountants attestation report on assessment of compliance with applicable servicing criteria and an annual compliance statement for the reporting period January 1, 2013 through December 12, 2013. LNR Partners, LLC assumed the obligations of Midland as special servicer under the Pooling and Servicing Agreement on December 12, 2013. Included in this Annual Report on Form 10-K as Exhibits 33.2 and 34.2 are an assessment of compliance with applicable servicing criteria, and an accountants attestation report on assessment of compliance with applicable servicing criteria for the reporting period December 12, 2013 through December 31, 2013. In accordance with the Manual of Publicly Available Telephone Interpretations, Section 17.02, the percentage of the asset pool serviced by LNR Partners, LLC must be reduced pro rata because it was only acting as servicer from December 12, 2013 through December 31, 2013. As a result, LNR Partners, LLC falls below the de minimus requirements in Item 1123 of Regulation AB and no annual compliance statement is required.

  This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search,
  LLC. These entities were engaged by the master servicer (except with respect to those Mortgage Loans for which Prudential Asset Resources, Inc. is the primary servicer) to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments.
  These services are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii). Therefore, under the principles-based definition of servicer set forth in Item 1101(j), these vendors are servicers for the purposes of Item 1122. See Manual of Publicly Available Telephone Interpretations, Section 3, Item 1101(j).




                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Mine Safety Disclosures.

               Not applicable.




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


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

The Chesterfield Towne Center Mortgage Loan (Mortgage Loan Number 1 on Annex
A of the prospectus supplement of the registrant relating to the issuing entity filed on October 30, 2012 pursuant to Rule 424(b)(5)), is a significant obligor within the meaning of Item 1101 (k)(2) of Regulation AB.

In accordance with Item 1112(b) of Regulation AB, the most recent unaudited net operating income of the significant obligor was $ 11,290,699.00 for the twelve month period ended December 31, 2013.



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



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15. Attached as Schedule III to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by National Tax Search, LLC (the "2013 NTS Assessment") for its commercial real estate mortgage loans platform, discloses that material instances of noncompliance occurred with respect to the servicing criterion described in
Item 1122(d)(2)(vii) of Regulation AB. The 2013 NTS Assessment is attached to this Form 10-K as exhibit 33.4. The material instances of noncompliance disclosed in the 2013 NTS Assessment are as follows:

Material Instances of Noncompliance by National Tax Search, LLC

1122(d)(2)(vii): Reconciliations are prepared on a monthly basis for all asset-backed securities related to bank accounts, including custodial accounts and related clearing accounts. These reconciliations (B) Are prepared within 30 calendar days after the bank statement cutoff date, or such other number of days Specificied (sic) in the transaction agreement and (D) Contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or such other number of days specificied
(sic) in transaction agreements.

Noncompliance

During the reporting period, certain reconciliations were not completed within 30 calendar days after the bank statement cutoff date. Certain reconciling items lacked proper explanations and were not resolved within 90 day (sic) calendar days of their original identification.

Remediation

Management corrected the timeliness of reconciliations within the Period and Plante Moran auditors have reviewed, under an agreed-upon procedures engagement, the compliance with the servicing criteria of section 1122(d)(2)
(vii), attributes B & D, as defined above, as of January 31, 2014, noting no matters of concern.

In the first quarter of 2014 Management will also complete installation of a Treasury Workstation system, which allows for the automation of daily reconciliation allowing for review and research throughout the month instead of the days after a bank statement cutoff date. This daily reconciliation will be accompanied by proper explanation of all reconciling items. Management will review any items that require resolution and reporting will provide aging of items at 30, 45 and 60 day levels to prevent exceeding the 90 calendar day requirement.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

  (1) Not applicable.

  (2) Not applicable.

  (3) See below.

  (4) Pooling and Servicing Agreement, dated as of October 1, 2012, between RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Trimont Real Estate Advisors, Inc., as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein).

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    33.2 LNR Partners LLC as Special Servicer on and after December 12, 2013
    33.3 Midland Loan Services, Inc. a Division of PNC Bank, National Association as Special
    Servicer prior to December 12, 2013
    33.4 National Tax Search, LLC as Servicing Function Participant
    33.5 Prudential Asset Resources, Inc. as Primary Servicer
    33.6 TriMont Real Estate Advisors, Inc. as Trust Advisor
    33.7 Wells Fargo Bank, National Association as Master Servicer
    33.8 Wells Fargo Bank, National Association as Certificate Administrator
    33.9 Wells Fargo Bank, National Association as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    34.2 LNR Partners LLC as Special Servicer on and after December 12, 2013
    34.3 Midland Loan Services, Inc. a Division of PNC Bank, National Association as
    Special Servicer prior to December 12, 2013
    34.4 National Tax Search, LLC as Servicing Function Participant
    34.5 Prudential Asset Resources, Inc. as Primary Servicer
    34.6 TriMont Real Estate Advisors, Inc. as Trust Advisor
    34.7 Wells Fargo Bank, National Association as Master Servicer
    34.8 Wells Fargo Bank, National Association as Certificate Administrator
    34.9 Wells Fargo Bank, National Association as Custodian



   (35) Servicer compliance statements.



    35.1 Midland Loan Services, Inc. a Division of PNC Bank, National Association as Special
    Servicer prior to December 12, 2013
    35.2 Prudential Asset Resources, Inc. as Primary Servicer
    35.3 Wells Fargo Bank, National Association as Master Servicer
    35.4 Wells Fargo Bank, National Association as Certificate Administrator




   (99.1) Mortgage Loan Purchase Agreement, dated as of October 16, 2012, between RBS Commercial Funding Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein).

   (99.2) Mortgage Loan Purchase Agreement, dated as of October 16, 2012, between RBS Commercial Funding Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein).

   (99.3) Mortgage Loan Purchase Agreement, dated as of October 16, 2012, between RBS Commercial Funding Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein).

   (99.4) Mortgage Loan Purchase Agreement, dated as of October 16, 2012, between RBS Commercial Funding Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein).

   (99.5) Mortgage Loan Purchase Agreement, dated as of October 16, 2012, between RBS Commercial Funding Inc. and C-III Commercial Mortgage LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein).

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


   RBS Commercial Funding Inc.
   (Depositor)


   /s/ Wayne Potters
   Wayne Potters, President and Managing Director
   (senior officer in charge of securitization of the depositor)


    Date:   March 28, 2014



  Exhibit Index

  Exhibit No.


   (4) Pooling and Servicing Agreement, dated as of October 1, 2012, between RBS Commercial Funding Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Trimont Real Estate Advisors, Inc., as trust advisor, Wells Fargo Bank, National Association, as certificate administrator, as tax administrator and as custodian, and U.
   S. Bank National Association, as trustee (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein).

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    33.2 LNR Partners LLC as Special Servicer on and after December 12, 2013
    33.3 Midland Loan Services, Inc. a Division of PNC Bank, National Association as Special
    Servicer prior to December 12, 2013
    33.4 National Tax Search, LLC as Servicing Function Participant
    33.5 Prudential Asset Resources, Inc. as Primary Servicer
    33.6 TriMont Real Estate Advisors, Inc. as Trust Advisor
    33.7 Wells Fargo Bank, National Association as Master Servicer
    33.8 Wells Fargo Bank, National Association as Certificate Administrator
    33.9 Wells Fargo Bank, National Association as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant
    34.2 LNR Partners LLC as Special Servicer on and after December 12, 2013
    34.3 Midland Loan Services, Inc. a Division of PNC Bank, National Association as Special
    Servicer prior to December 12, 2013
    34.4 National Tax Search, LLC as Servicing Function Participant
    34.5 Prudential Asset Resources, Inc. as Primary Servicer
    34.6 TriMont Real Estate Advisors, Inc. as Trust Advisor
    34.7 Wells Fargo Bank, National Association as Master Servicer
    34.8 Wells Fargo Bank, National Association as Certificate Administrator
    34.9 Wells Fargo Bank, National Association as Custodian


   (35) Servicer compliance statements.



    35.1 Midland Loan Services, Inc. a Division of PNC Bank, National Association as Special
    Servicer prior to December 12, 2013
    35.2 Prudential Asset Resources, Inc. as Primary Servicer
    35.3 Wells Fargo Bank, National Association as Master Servicer
    35.4 Wells Fargo Bank, National Association as Certificate Administrator



   (99.1) Mortgage Loan Purchase Agreement, dated as of October 16, 2012, between RBS Commercial Funding Inc. and The Royal Bank of Scotland plc (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein).

   (99.2) Mortgage Loan Purchase Agreement, dated as of October 16, 2012, between RBS Commercial Funding Inc., Liberty Island Group I LLC and Liberty Island Group LLC (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein).

   (99.3) Mortgage Loan Purchase Agreement, dated as of October 16, 2012, between RBS Commercial Funding Inc., Basis Real Estate Capital II, LLC and Basis Investment Group LLC (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein).

   (99.4) Mortgage Loan Purchase Agreement, dated as of October 16, 2012, between RBS Commercial Funding Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.4 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein).

   (99.5) Mortgage Loan Purchase Agreement, dated as of October 16, 2012, between RBS Commercial Funding Inc. and C-III Commercial Mortgage LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on March 4, 2013 and incorporated by reference herein).